Form 10-Q
period 1998-09-30
FCB NC CAPITAL TRUST I
filed 1998-11-12
CIK 1065420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended September 30, 1998 Commission File Number:333-59039-01

                             FCB/NC CAPITAL TRUST I
             (Exact name of registrant as specified in its charter)

                Delaware                                 51-6507188
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)            Identification number)


              3128 Smoketree Court; Raleigh, North Carolina    27604
               (Address of principal executive offices)     (Zip code)

       Registrant's telephone number, including Area Code: (919) 716-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

FCB/NC CAPITAL TRUST I
BALANCE SHEET

(Dollars in thousands)                                                         September 30,                   March 5,
                                                                                   1998                          1998
                                                                                (Unaudited)                  (Unaudited)
ASSETS
Junior Subordinated Debentures                                              $    154,640                  $    154,640
Interest Receivable                                                                1,037                          -
                                                                          -----------------------       -----------------------
     Total Assets                                                           $    155,677                  $    154,640
                                                                          =======================       =======================

LIABILITIES
8.05% Capital Securities                                                    $    150,000                  $    150,000
Interest Payable                                                                     823                          -
                                                                          -----------------------       -----------------------
     Total Liabilities                                                      $    150,823                  $    150,000
                                                                          -----------------------       -----------------------

EQUITY AND NET ASSETS
Common Securities                                                           $      4,640                  $      4,640
Net Assets                                                                           214                  $       -
                                                                          -----------------------       -----------------------
     Total liabilities, equity and net assets                               $    155,677                  $    154,640
                                                                          =======================       =======================

The accompanying notes are an integral part of these financial statements.

FCB/NC CAPITAL TRUST I
STATEMENT OF REVENUE AND EXPENSE AND
CHANGES IN NET ASSETS

(Dollars in thousands)                                                                                        Six Months
                                                                                                                  and
                                                                               Three Months                  26 days ended
                                                                               September 30,                 September 30,
                                                                                   1998                          1998
                                                                                (Unaudited)                   (Unaudited)
Revenues:
    Interest income                                                         $     3,140                   $     7,158
                                                                          -----------------------       -----------------------
         Total Revenues                                                     $     3,140                   $     7,158

Expenses:
     Interest expense                                                       $     3,018                   $     6,944
                                                                          -----------------------       -----------------------
         Total  Expenses                                                    $     3,018                   $     6,944

                                                                          -----------------------       -----------------------
Excess of revenues over expenses                                            $       122                   $       214
                                                                          =======================       =======================

Excess of revenues over expenses                                            $       122                   $       214
Net assets beginning of period                                              $        92                   $        -
                                                                          -----------------------       -----------------------
Net assets September 30, 1998                                               $       214                   $       214
                                                                          =======================       =======================


The accompanying notes are an integral part of these financial statements.

FCB/NC CAPITAL TRUST I
STATEMENT OF CASH FLOWS

(Dollars in thousands)                                                           Six Months
                                                                                    and
                                                                               26 days ended
                                                                               September 30,
                                                                                   1998
                                                                                (Unaudited)
OPERATING CASH FLOWS
                                                                          -----------------------
    Net operating cash flows                                                $        -
                                                                          -----------------------

FINANCING CASH FLOWS
                                                                          -----------------------
    Net financing cash flows                                                $        -
                                                                          -----------------------

INVESTING CASH FLOWS
                                                                          -----------------------
    Net investing cash flows                                                $        -
                                                                          -----------------------


Net change in cash                                                          $        -
Cash: Beginning of period                                                   $        -
                                                                          -----------------------
   End of quarter                                                           $        -
                                                                          =======================


RECONCILIATION OF EXCESS OF REVENUES OVER EXPENSES
TO OPERATING CASH FLOWS

(Dollars in thousands except per share data)
                                                                                (Unaudited)
Excess of Revenues over Expenses                                            $      214
   Changes in: Receivables                                                  $   (1,037)
               Payables                                                     $      823
                                                                          -----------------------
          Operating cash flows                                              $       -
                                                                          =======================


FCB/NC CAPITAL TRUST I
STATEMENT OF CHANGES IN EQUITY AND NET ASSETS

(Dollars in thousands except per share data)                                                   (Unaudited)
                                                                          -----------------------------------------------------
                                                                                  Equity                         Equity
                                                                                    and                            and
                                                                                Net Assets                     Net Assets
                                                                          -----------------------       -----------------------
BALANCE March 5, 1998                                                                $     4,640                   $     4,640

Excess of revenues over expenses                                                             214                           214

                                                                          -----------------------       -----------------------
BALANCE September 30, 1998                                                           $     4,854                   $     4,854
                                                                          =======================       =======================


The accompanying notes are an integral part of these financial statements.

FCB/NC CAPITAL TRUST I
Notes to financial statements
(Dollars in thousands)

Note 1. Description of Trust and Management Opinion

The Trust

         FCB/NC Capital Trust I (the "Trust"), was created February 27, 1998 and funded on March 5, 1998. The Trust is a wholly owned subsidiary of First Citizens BancShares, Inc. ("BancShares") of Raleigh, North Carolina. The Trust is a statutory business trust created under Delaware law, the result of the filing of a certificate of trust with the Delaware Secretary of State. The Trust is governed by a trust agreement between BancShares, as Depositor; Bankers Trust (Delaware), as Delaware Trustee; Bankers Trust, as Property Trustee; the Administrators (as named herein); and the holders, from time to time of undivided beneficial interests in the assets of the Trust. Two individuals have been selected by the holders of the Trust's Common Securities, to act as administrators with respect to The Trust (the "Administrators"). BancShares, as the holder of the Common Securities, has selected two individuals who are officers of BancShares to serve as the Administrators. The Trust exists for the following exclusive purposes:

            (i)   to issue and sell the Trust Securities,
            (ii) to use the proceeds from the sale of the Trust Securities to acquire the Junior Subordinated Debentures and
            (iii) to engage in only those other activities necessary, convenient or incidental thereto (such as registering the transfer of Trust Securities).

         Accordingly, the Junior Subordinated Debentures are, and will be, the sole assets of the Issuer Trust, and payments under the Junior Subordinated Debentures will be the sole source of revenue of the Trust.


Management Opinion

         The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for fair presentation of the financial position and results of operations for the period presented have been included.


Note 2. INCOME TAXES

         In the opinion of the Trust's tax counsel, under current law and assuming compliance with terms of the Trust Agreement, the Trust is classified as a grantor trust and not as an association, taxable as a corporation for federal income tax purposes. The preceding not withstanding, the Trust will file a consolidated federal tax return with its parent company, BancShares, beginning in 1998. It is BancShares' policy not to allocate income taxes to the Trust.

NOTE 3. CAPITAL SECURITIES

         Pursuant to the terms of the Trust Agreement for the Trust, the Trustees of the Trust have issued the Capital Securities and the Common Securities. The Capital Securities represent preferred undivided beneficial interests in the assets of the Trust and holders thereof are entitled to a preference in certain circumstances with respect to Distributions and amounts payable on redemption or liquidation over the common securities, as well as other benefits as described in the Trust Agreement.


NOTE 4. JUNIOR SUBORDINATED DEBENTURES

     The Junior Subordinated Debentures were issued under the Junior Subordinated Indenture, under which Bankers Trust Company is the Debenture Trustee. Concurrently with the issuance of the Capital Securities, the Trust invested the proceeds thereof, together with the consideration paid by BancShares for the Common Securities, in Junior Subordinated Debentures (the "Debentures") issued by BancShares. The Debentures bear interest, and have accrued interest from the date of original issuance, at a rate of 8.05%, payable in arrears semi-annually, beginning September 1, 1998. It is anticipated that, until the liquidation, if any, of the Trust, each Debenture will be registered in the name of the Trust and held by the Property Trustee in trust for the benefit of the holders of the Trust Securities. The amount of interest payable for any period less than a full interest period will be computed on the basis of a 360-day year of twelve 30-day months and the actual days elapsed in a partial month in such period. The amount of interest payable for any full interest period will be computed by dividing the rate per annum by four. If any date on which the interest is payable on the Debentures is not a business day, then payment of the interest payable on such date will be made on the next succeeding day that is a business day. Accrued interest that is not paid on the applicable interest date will bear additional interest on the amount thereof (to the extent permitted by law) at a rate equal to 8.05% per annum, compounded quarterly and computed on the basis of a 360-day year of twelve 30-day months and actual days elapsed in a partial month in such period. The amount of additional interest payable for any interest period will be computed by dividing the rate per annum by two. The Debentures mature March 1, 2028.

     The Debentures are unsecured and rank junior and subordinate in right of payment to all Senior Indebtedness of BancShares. The Debentures are not subject to a sinking fund and are not eligible as collateral for any loan made by BancShares.

Item - 2
Not Required

FCB/NC CAPITAL TRUST I
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
(Dollars in thousands)

         The excess of revenues over expenses for the period of March 5, 1998 through September 30, 1998 was $214. During this period the Trust accrued $7,158 in interest revenue and $6,944 in interest expense. On September 1, 1998, the Trust made its first interest payment to holders of the Capital Securities. Other than the original funding of the Trust on March 5, there was no other financial activity.

         The Trust does not own any  computers  or  equipment  and all Year 2000
(Y2K) issues are being handled by BancShares and its subsidiaries. Therefore, there are no assessments of Y2K issues, costs or contingency plans for the Trust.


Part II. OTHER INFORMATION

Item 1 - Legal Proceedings
Not applicable

Item 2 - Changes in Securities and Use of Proceeds
Not required

Item 3 - Defaults Upon Senior Securities
Not required

Item 4 - Submission of Matters to a Vote of Security Holders
Not required

Item 5 - Other Information
Not applicable

Item 6 - Exhibits and Reports on Form 8-K
None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FCB/NC CAPITAL TRUST I
                         FIRST CITIZENS BANCSHARES, INC.


Dated November 12, 1998                     /s/Kenneth A. Black
                                            -----------------------------------
                                            Kenneth A. Black
                                            Administrator
                                            Treasurer




Dated November 12, 1998                     /s/John H. Gray
                                            ---------------
                                            John H. Gray
                                            Administrator
                                            Assistant Vice President